Form 10-Q
period 2025-09-30
21Shares Solana ETF
filed 2025-12-31
CIK 2028834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-42904

21Shares Solana ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-6900299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21Shares US LLC

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Shares of Beneficial Interest of 21Shares Solana ETF	TSOL	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 5,970,000 outstanding shares as of December 1, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Solana ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common units of beneficial interest (the “Shares”).

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,” (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

21Shares SOLANA ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES SOLANA ETF

STATEMENT OF ASSETS AND LIABILITIES*

September 30, 2025 (Unaudited)
Assets
Investment in solana, at fair value (cost $106)	$104
Cash	500,000
Total assets	500,104

Liabilities
Contribution received in advance	$499,900
Other payable, related party	104
Total liabilities	500,004
Commitments and contingent liabilities (Note 7)
Net assets	$100

Net assets consist of
Paid-in-capital	$100
$100

Shares issued and outstanding, no par value, unlimited amount authorized	2
Net asset value per share	$50.00

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2024.

The accompanying notes are an integral part of the financial statements.

21Shares SOLANA ETF

SCHEDULE OF INVESTMENT

September 30, 2025* (Unaudited)

	Quantity of Solana	Cost	Fair Value	% of Net Assets
Investment in solana	0.5000	$106	$104	104.00%
Total investments	0.5000	$106	$104	104.00%
Liabilities in excess of other assets			(4)	(4.00)%
Net assets			$100	100.00%

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2024.

The accompanying notes are an integral part of financial statements.

21Shares SOLANA ETF

STATEMENT OF OPERATIONS

For the period September 17, 2025 (initial seed creation date) through September 30, 2025*
(Unaudited)

Expenses
Sponsor fee	$–
Staking fee	–
Total expenses	–
Less waiver and reimbursement	–
Net expenses	–
Net investment loss	–

Realized and change in unrealized gain (loss)
Net change in unrealized gain on other payable, related party	2
Net change in unrealized appreciation (depreciation) on investment in solana	(2)
Net realized and change in unrealized gain	–
Net increase in net assets resulting from operations	$–

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2024.

The accompanying notes are an integral part of the financial statements.

21Shares SOLANA ETF

STATEMENT OF CHANGES IN NET ASSETS

For the period September 17, 2025 (initial seed creation date) through September 30, 2025*
(Unaudited)

Net assets, beginning of period	$-
Contributions for Shares issued	100
Distributions for Shares redeemed	-
Distributions of staking rewards	-
Net investment loss	-
Net change in unrealized gain on other payable, related party	2
Net change in unrealized depreciation on investment in solana	(2)
Net assets, end of period	$100

Shares issued and redeemed
Shares issued	2
Shares redeemed	-
Net increase (decrease) in Shares issued and outstanding	2

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2024.

The accompanying notes are an integral part of the financial statements.

21Shares Solana ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Solana ETF (the “Trust”) is a Delaware statutory trust, formed on June 3, 2024, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc. In November 2025, 21co Holdings Limited, Jura Pentium Inc.’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent of Jura Pentium Inc. and the Sponsor. Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s SOL on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of SOL tokens, the native digital asset of the Solana blockchain (“SOL”).

The Trust is an exchange-traded fund that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TSOL”.

The Trust’s investment objective is to seek to track the performance of SOL as measured by the performance of the CME CF Solana-Dollar Reference Rate -- New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s SOL, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of SOL in U.S. dollars. In seeking to achieve its investment objective, the Trust will hold SOL at its Custodians and will value its Shares daily based on the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On September 17, 2025, the Sponsor, in its capacity as seed capital investor (the “Seed Capital Investor”), subject to conditions, purchased the initial Seed Creation Baskets comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Shares (the “Initial Seed Shares”) were $100. Delivery of the Seed Shares was made on September 17, 2025.

The statement of assets and liabilities on September 30, 2025, has been prepared on behalf of the Trust and is unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2025, have been made.

The fiscal year-end of the Trust is December 31.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. The Trust uses fair value as its method of accounting for SOL in accordance with its classification as an investment company for accounting purposes.

The preparation of the financial statements in conformity with US GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does exceed U.S. federally insured limits and with one SOL Custodian.

As of September 30, 2025, the Trust held $100 at its SOL Custodian for non-recurring test transactions executed for account setup verification purposes.

Investment Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the SOL principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 — Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of SOL based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the Trust’s principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”), or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2025* (Unaudited)
Assets
Investment in solana	$104	$104	$–	$–

*	No comparative table has been provided as the Trust did not have any operations as of September 30, 2024.

The cost basis of the investment in SOL recorded by the Trust for financial reporting purposes is the fair value of SOL at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of SOL for Share creations and the delivery of SOL for Share redemptions or for payment of expenses in SOL. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor’s fee in SOL.

The Trust, through the Custodians, participates in the decentralized computer network that helps to confirm transactions and ensures that those recorded in a blockchain are legitimate. Rewards are calculated based on the amount of the SOL holdings the Trust has made available to the network, the staking yield and other factors. For its contribution to the network, the Trust is rewarded with in-kind assets which constitute staking rewards. Staking rewards are recorded as staking income and are recognized at fair value when earned. Staking rewards are received in general daily at its Custodians’ account, as earned. The unbonding period for staked SOL can vary subject to the discretion of the Sponsor’s request to unstake such assets. The Trust’s staked SOL is unable to be moved on the blockchain or traded during this period. As of September 30, 2025, the Trust had staked $0 of its SOL holdings.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the SOL and other assets held by the Trust. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions passed through to each beneficial owner of Shares. If the Trust sells SOL (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the SOL held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor fee, is included in the accompanying Statements of Operations.

3.	Fair Value of Solana

The following represents the changes in quantity of solana and the respective fair value for the period from September 17, 2025 (initial seed creation date) to September 30, 2025* (Unaudited):

	Quantity of solana	Fair Value
Beginning balance as of September 17, 2025 (initial seed creation date)	-	$-
Solana purchased	0.5000	106
Solana sold	–	–
Net realized gain (loss) on investment in solana sold to pay Sponsor fee	–	–
Net realized gain (loss) on investment in solana sold for redemptions	–	–
Change in unrealized appreciation (depreciation) on investment in solana	–	(2)
Ending balance as of September 30, 2025* (Unaudited)	0.5000	$104

*	No comparative table has been provided as the Trust did not have any operations as of December 31, 2024.

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s SOL holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor fee accrues daily and is payable in SOL weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying an annualized rate to the Trust’s total SOL holdings, and the amount of SOL payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor fee.

Operating expenses assumed by the Sponsor include (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable, and on the Sponsor’s website.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in Creation Baskets consisting of 10,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in SOL transactions for converting cash into SOL (in association with purchase orders) and SOL into cash (in association with redemption orders). The Trust conducts its SOL purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “SOL Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such SOL Trading Counterparties and the Trust, or choosing to trade through the Prime Broker acting in an agency capacity with third parties such as through its Coinbase Prime service pursuant to the Prime Broker Agreement. A SOL Trading Counterparty may be an affiliate of an Authorized Participant.

The Authorized Participants may deliver cash or in-kind orders to create Shares and receive cash or in-kind orders when redeeming Shares.

The Trust creates Shares by receiving SOL from a SOL Trading Counterparty that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the SOL Trading Counterparty to deliver the SOL. Further, the SOL Trading Counterparty will not be acting as an agent of the Authorized Participant with respect to the delivery of the SOL to the Trust or acting at the direction of the Authorized Participant with respect to the delivery of the SOL to the Trust. The Trust redeems shares by delivering SOL to a SOL Trading Counterparty that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the SOL Trading Counterparty to receive the SOL. Further, the SOL Trading Counterparty will not be acting as an agent of the Authorized Participant with respect to the receipt of the SOL from the Trust or acting at the direction of the Authorized Participant with respect to the receipt of the SOL from the Trust. The SOL Trading Counterparty is unaffiliated with the Trust and the Sponsor.

SOL purchased payable represents the quantity of SOL purchased for the creation of Shares where the SOL has not yet settled. Generally, SOL is transferred within two Business Days of the trade date. As of September 30, 2025, the Trust held $0 of SOL in purchased payables.

SOL sold receivable represents the quantity of SOL sold for the redemption of Shares where the SOL has not yet been settled. Generally, SOL is transferred within two Business Days of the trade date. As of September 30, 2025, the Trust held $0 of SOL in sold receivables.

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2025, the Sponsor owned 2 Shares of the Trust. On or about October 1, 2025, the Sponsor redeemed its Initial Seed Creation Basket of 2 Shares.

As of September 30, 2025, other payable of $104 due to the Sponsor relates to non-recurring test transactions executed for account setup verification purposes.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

8.	Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with SOL and digital assets. By concentrating its investment strategy solely in SOL, any losses suffered as a result of a decrease in the value of SOL can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

9.	Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any SOL or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

10.	Subsequent Events

On October 1, 2025, the Sponsor, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 20,000 Shares (the “Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with such purchase. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $439,859. On October 1, 2025, the Trust purchased SOL with the proceeds of the Seed Creation Baskets by transacting with a SOL Counterparty to acquire SOL on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All SOL acquired in connection with the Seed Creation Baskets is held by the one or more of the Custodians. The residual amount from the capital contribution received in advance and proceeds from the purchase of the Seed Creation Baskets was returned to the Sponsor on October 2, 2025.

On November 18, 2025, the Trust commenced operations and the Trust’s shares were listed for trading under the ticker symbol “TSOL” on the Cboe BZX Exchange, Inc.

The Trust has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the items noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 3, 2024, pursuant to the DSTA. The Trust operates pursuant to the Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is FalconX Holdings Limited. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TSOL”.

The Sponsor served as the “Seed Capital Investor” to the Trust. On September 17, 2025, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased seed creation baskets comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on September 17, 2025.

The Trust’s investment objective is to seek to track the performance of SOL, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s SOL, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of SOL in U.S. dollars. In seeking to achieve its investment objective, the Trust holds SOL at Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) and values its Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the SOL held by the Trust.

As of September 30, 2025, the Constituent Exchanges included in the Pricing Benchmark that is utilized by the Trust are Coinbase, Gemini, Kraken, LMAX Digital, Bitstamp and Crypto.com. Gemini’s headquarters are located in New York, New York, and Gemini is registered as a money services business with FinCEN and holds state licenses to engage in money transmission, or the state equivalent, in applicable U.S. states. Coinbase operates as a remote-first company and has no physical headquarters, and is registered as a money services business with FinCEN, and holds licenses to engage in money transmission, or the state equivalent, in the majority of U.S. states. Kraken’s headquarters are located in San Francisco, California, and is registered as a money services business with FinCEN and holds licenses to engage in money transmission, or the state equivalent, in the majority of U.S. states. LMAX Digital is a Gibraltar based exchange regulated by the GFSC as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of a FCA regulated Multilateral Trading Facility and Broker-Dealer. Bitstamp is a U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states. Crypto.com is a Singapore-based trading platform with a Digital Token License from the Monetary Authority of Singapore. Crypto.com is also registered as a Money Services Business with FinCEN.

The Trust issues Shares only in blocks of 10,000 Shares (a “Basket”) or multiples thereof. Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TSOL”. The Trust issues Shares in Baskets on a continuous basis at the applicable net asset value (“NAV”) per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s SOL holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor fee accrues daily and is payable in SOL weekly in arrears. The administrator for the Trust (the “Administrator”) calculates the Sponsor fee on a daily basis by applying an annualized rate to the Trust’s total SOL holdings, and the amount of SOL payable in respect of each daily accrual is determined by reference to the Benchmark Provider. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor fee.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Computation of Net Asset Value

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Benchmark Provider price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the SOL held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the NAV of the SOL market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date (the “Principal Market NAV”) and Principal Market NAV per Share on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of SOL is determined using the fair value of SOL based on the price in the SOL market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Benchmark Provider.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market and Principal Market NAV per Share, respectively.

Staking

The Trust’s staking model aims to maximize the portion of the Trust’s SOL available for staking while controlling for liquidity and redemption risks. The model determines an optimal utilization rate by balancing expected yield against potential costs (including borrowing costs during redemptions, assuming we have access to suitable credit).

The third-party staking services provider (the “Staking Services Provider”) will exercise no discretion as to the amount of the Trust’s SOL to be staked or the timing of the Trust’s staking activities (the “Staking Activities”). While the Trust may stake a maximum of 100% of its SOL holdings, the amount of SOL that remains unstaked is determined based on the Trust’s utilization rate analysis, and accordingly may vary from time to time. Based on utilization rate analysis applied to historical data, the Trust generally intends to stake between 70% and 90% of the SOL it holds, although the amount of SOL that is staked may be lesser or greater from time to time. The precise percentage to be staked will be based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor. The Trust intends to make available on its website the current percentage of the Trust’s SOL being staked on a daily basis.

The rewards owed or paid to the Custodians as compensation for the Staking Services Provider reduces the amount of SOL rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards will be entitled to compensation determined as a portion of the staking rewards, which is generally expected to be determined by a low single-digit percentage of the overall rewards amount (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the Custodians’ own accounts. The Trust will pay 10% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor, and retain the remainder.

Beginning in 2026, the Trust intends to pay cash distributions at least quarterly to Shareholders to distribute staking rewards earned by the Trust. The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of SOL held by the Trust, the percentage of the Trust’s SOL that is staked, network staking participation rates, protocol reward rates on the Solana network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter if insufficient staking rewards are earned.

On the Solana network, in addition to staking rewards there are block rewards that are paid to validators. Block rewards are not newly minted SOL from inflation but are composed of transaction fees, with half the fee being burned and the other half going to the validator who produces and validates the block. Validators also earn through inflation rewards for securing the network and may receive additional revenue from MEV. Validators are paid immediately upon block production, and delegators receive their share of rewards from the validator they stake with, usually at the end of an epoch. As such, block rewards and transaction fees are not considered staking rewards and will not accrete to the Trust.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does exceed U.S. federally insured limits and with one SOL Custodian.

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for SOL in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that SOL is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

The Trust utilizes an exchange traded price from the Trust’s principal market for SOL as of 4:00 p.m. ET on the Trust’s financial statement measurement date.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is expected to be the fee paid to the Sponsor at an annual rate of 0.21% of the Trust’s total SOL holdings. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by Administrator, the Custodians, transfer agent and the trustee, fees payable to the marketing agent for services it provides to the Trust, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell SOL on an as-needed basis to pay the Sponsor’s fee.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below as well as the risk factors discussed in “Risk Factors” in our Registration Statement on Form S-1 (333-280557) declared effective on November 18, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described below and in our Prospectus are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after this date. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings. The Trust has agreed that this shall not apply to causes of actions for violations of U.S. federal or state securities laws. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholders could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use or sale of SOL to pay Trust expenses or facilitate redemption transactions, as well as any amounts received in connection with staking, as applicable. The Trust expects to make cash distributions at least quarterly to Shareholders, but even if it did not, any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

SOL staking may result in adverse tax consequences for Shareholders.

To the extent the Sponsor determines to stake a portion of the Trust’s SOL, the staking of the Trust’s SOL is expected to result in the Trust’s receipt of amounts received in connection with staking in the form of additional SOL. Any such rewards are expected to be treated as ordinary income for U.S. federal income tax purposes. Thus, the Trust’s receipt of rewards derived from SOL staking activities could result in beneficial owners of Shares incurring tax liability which may not correspond in amount or timing with a cash distribution from the Trust. Additionally, the Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to unrelated business taxable income, U.S. withholding taxes or taxable income effectively connected with a U.S. trade or business. The U.S. federal income tax treatment of staking may change from that described in the Trust’s prospectus filed with the SEC on November 18, 2025, possibly with retroactive effect.

The treatment of staking in a grantor trust for U.S. federal income tax purposes is still developing.

As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. On November 10, 2025, the Treasury Department and IRS issued guidance providing a safe harbor for certain staking activities with an investment trust treated as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation. If the Trust were viewed as undertaking the types of activities that would not be allowable for U.S. federal income tax purposes, then the Trust could lose its income tax status as a grantor trust, and the Trust could be reclassified as a partnership. If the Trust were reclassified as a partnership, a more complex reporting regime would apply, and Shareholders would receive a Form K-1. If the Trust were reclassified as a partnership but did not satisfy a safe harbor or exception to the publicly traded partnership rules, it could be reclassified as a corporation, which would subject the Trust to corporate level tax, and the Shareholder’s return on investment would likely be affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

21Shares Solana ETF Shares are listed on the Cboe BZX Exchange under the symbol “TSOL” and have been listed since November 18, 2025.

Holders

As of December 1, 2025, the Trust had 1 holder of record, Cede & Co. as nominee of The Depository Trust Company.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On September 17, 2025, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the seed creation baskets comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares was made on September 17, 2025.

On October 1, 2025, the Sponsor, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 20,000 Shares. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $439,859.

Proceeds received by the Trust from the issuance of Baskets consist of SOL. Such deposits are held by the Custodians on behalf of the Trust until (i) delivered out in connection with redemptions of Baskets; or (ii) transferred or sold by the Sponsor, which may be facilitated by the Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the period ended September 30, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1	Trust Agreement(1)
10.1	Form of Master Authorized Participant Agreement.(2)
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Solana ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: December 31, 2025

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer)

Date: December 31, 2025