Form 10-Q
period 2026-06-30
21Shares Solana ETF
filed 2026-08-12
CIK 2028834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 430,000 outstanding shares as of August 7, 2026.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2026, for the period ended December 31, 2025 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

21Shares Solana ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES SOLANA ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in solana, at fair value (cost $4,896,190 and $6,518,230 respectively)	$2,847,452	$5,770,226
Total assets	2,847,452	5,770,226

Liabilities
Staking Fee payable	–	19,187
Sponsor Fee payable	88	8,334
Block rewards payable	–	7,686
Total liabilities	88	35,207
Commitments and contingent liabilities (Note 8)
Net assets	$2,847,364	$5,735,019

Net assets consist of
Paid-in-capital	$8,730,160	$9,882,665
Accumulated earnings (loss)	(5,882,796)	(4,147,646)
	$2,847,364	$5,735,019

Shares issued and outstanding, no par value, unlimited amount authorized	400,000	460,000
Net asset value per Share	$7.12	$12.47

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA ETF

SCHEDULES OF INVESTMENT

June 30, 2026 (Unaudited)

	Quantity of solana	Cost	Fair Value	% of Net Assets
Investment in solana*	38,682.9429	$4,896,190	$2,847,452	100.00%
Total investments	38,682.9429	$4,896,190	$2,847,452	100.00%
Liabilities in excess of other assets			(88)	(0.00)%
Net assets			$2,847,364	100.00%

December 31, 2025

	Quantity of solana	Cost	Fair Value	% of Net Assets
Investment in solana**	46,545.3446	$6,518,230	$5,770,226	100.61%
Total investments	46,545.3446	$6,518,230	$5,770,226	100.61%
Liabilities in excess of other assets			(35,207)	(0.61)%
Net assets			$5,735,019	100.00%

*	90.80% of solana held was staked as of June 30, 2026 - See Note 2.
**	95.55% of solana held was staked as of December 31, 2025 - See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA ETF

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026*	Six Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)
Investment Income
Staking Rewards	18,105	41,460
Total income	18,105	41,460
Expenses
Sponsor Fee	1,503	3,531
Staking Fee	1,810	4,146
Total expenses	3,313	7,677
Net investment income	14,792	33,783

Realized and change in unrealized gain (loss)
Net realized loss on in-kind liabilities paid	(420)	(2,370)
Net realized loss on investment in solana sold to pay Sponsor Fee	(1,599)	(5,401)
Net realized loss on investment in solana sold for income distribution	(10,572)	(97,043)
Net realized loss on investment in solana sold for redemptions	–	(232,315)
Net change in unrealized depreciation on investment in solana	(296,506)	(1,300,734)
Net change in unrealized gain on Sponsor Fee payable	692	3,489
Net realized and change in unrealized loss	(308,405)	(1,634,374)
Net decrease in net assets resulting from operations	$(293,613)	$(1,600,591)

*	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended June 30, 2026*	Six Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$2,876,514	$5,735,019
Contributions for Shares issued	278,842	589,850
Distributions for Shares redeemed	–	(1,742,355)
Income distribution	(14,379)	(134,559)
Net investment income	14,792	33,783
Net realized loss on in-kind liabilities paid	(420)	(2,370)
Net realized loss on investment in solana sold to pay Sponsor Fee	(1,599)	(5,401)
Net realized loss on investment in solana sold for income distribution	(10,572)	(97,043)
Net realized loss on investment in solana sold for redemptions	–	(232,315)
Net change in unrealized depreciation on investment in solana	(296,506)	(1,300,734)
Net change in unrealized gain on Sponsor Fee payable	692	3,489
Net assets, end of period	$2,847,364	$2,847,364

Shares issued and redeemed
Shares issued	40,000	80,000
Shares redeemed	–	(140,000)
Net increase (decrease) in Shares issued	40,000	(60,000)

*	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA ETF

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization

The 21Shares Solana ETF (the “Trust”) is a Delaware statutory trust, formed on June 3, 2024, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 1. The Trust changed its name from Jura Pentium Trust 1 to 21Shares Core Solana Trust on June 27, 2024. On August 29, 2025, the Trust changed its name from 21Shares Core Solana Trust to 21Shares Solana ETF. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), and Anchorage Digital Bank (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “Solana Custodians”, “Custodians” and each a “Solana Custodian”) are the custodians for the Trust and hold all of the Trust’s solana on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TSOL”.

The Trust’s investment objective is to seek to track the performance of solana as measured by the performance of the CME CF Solana-Dollar Reference Rate -- New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s solana, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of solana in U.S. dollars. In seeking to achieve its investment objective, the Trust holds solana at its Custodians and values its Shares daily based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE International Limited (“FTSE”) on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's solana, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

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

The statements of assets and liabilities and schedules of investment on June 30, 2026, and the statement of operations, and changes in net assets for the three and six months ended June 30, 2026 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six months ended June 30, 2026, have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 (Unaudited) and December 31, 2025:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026 (Unaudited)
Assets
Investment in solana	$2,847,452	$2,847,452	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in solana	$5,770,226	$5,770,226	$–	$–

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

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Solana Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of solana), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Solana protocol, net of validator fees. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in solana, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract, in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the three months ended June 30, 2026, the Trust staked an average of 43.15% of its solana holdings on a daily basis. For the six months ended June 30, 2026, the Trust staked an average of 41.96% of its solana holdings on a daily basis. As of June 30, 2026 and December 31, 2025, the Trust had staked 90.80% and 95.55%, respectively, of its solana holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

The Sponsor Fee payable is settled in solana. The liability is remeasured at each reporting date by reference to the fair value of the solana required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the cost basis of the solana delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

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

During the six months ended June 30, 2026, the Trust made cash distributions to shareholders derived from a portion of the solana received as Staking Rewards from the Trust’s staking activities, including $114,074, or $0.316871 per Share, on February 13, 2026, $6,106, or $0.016962 per Share, on March 30, 2026 and $14,379, or $0.035949 per Share, on June 29, 2026 for aggregate distributions of $134,559, or $0.369782 per Share. The distributions reduced the Trust’s solana holdings through the sale of solana to generate cash.

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

Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells solana (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the solana held in the Trust at the time of the sale and recognizes gain or loss on such sale. The Sponsor has reviewed the tax positions as of June 30, 2026, and December 31, 2025, has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor Fee and the Staking Fee, are included in the accompanying Statements of Operations.

3.	Fair Value of solana

The following represents the changes in quantity and the fair value of solana during the six months ended June 30, 2026 (Unaudited):

	Quantity of solana	Fair Value
Beginning balance as of January 1, 2026	46,545.3446	$5,770,226
Solana purchased for cash contributions	5,001.5872	393,070
Solana received for in-kind contributions	2,912.6786	196,780
Solana rewards received (net of Staking Provider Consideration)	435.7537	41,460
Solana sold for cash redemptions	(14,098.8377)	(1,742,355)
Solana sold to pay expenses and block rewards received	(364.3452)	(39,307)
Solana sold for income distribution	(1,749.2383)	(134,559)
Net realized loss on investment in solana sold to pay Sponsor Fee	–	(5,401)
Net realized loss on in-kind liabilities paid	–	(2,370)
Net realized loss on investment in solana sold for income distribution	–	(97,043)
Net realized loss on investment in solana sold for redemptions	–	(232,315)
Net change in unrealized depreciation on investment in solana	–	(1,300,734)
Ending balance as of June 30, 2026	38,682.9429	$2,847,452

*	No comparative table has been provided as the Trust did not have any operations as of June 30, 2025.

The following represents the changes in quantity and the fair value of solana during the three months ended June 30, 2026 (Unaudited):

	Quantity of solana	Fair Value
Beginning balance as of April 1, 2026	34,827.8677	$2,877,478
Solana purchased for cash contributions	969.8532	82,062
Solana received for in-kind contributions	2,912.6786	196,780
Solana rewards received (net of Staking Provider Consideration)	219.8681	18,105
Solana sold for cash redemptions	-	-
Solana sold to pay expenses and block rewards received	(50.9843)	(3,497)
Solana sold for income distribution	(196.3404)	(14,379)
Net realized loss on investment in solana sold to pay Sponsor Fee	–	(1,599)
Net realized loss on in-kind liabilities paid	–	(420)
Net realized loss on investment in solana sold for income distribution	–	(10,572)
Net realized loss on investment in solana sold for redemptions	–	-
Net change in unrealized depreciation on investment in solana	–	(296,506)
Ending balance as of June 30, 2026	38,682.9429	$2,847,452

*	No comparative table has been provided as the Trust did not have any operations as of June 30, 2025.

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in solana weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of solana payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fees for the three months and the six months ended June 30, 2026, of $1,503 and $3,531, respectively. The accrued liability as of June 30, 2026 and December 31, 2025, was $88 and $8,334, respectively.

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

In consideration for the Sponsor’s facilitation of staking, the Trust pays 10% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”) and retains the remainder. The Staking Fee is accrued in solana and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in solana weekly in arrears. The Trust incurred Staking Fees for the three months and the six months ended June 30, 2026, of $1,810 and $4,146, respectively. The accrued liability as of June 30, 2026 and December 31, 2025, was $0 and $19,187, respectively.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares (“Creation Baskets”) (other than in the case of the Initial Seed Shares) or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

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

	Three Months Ended June 30, 2026*	Six Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	40,000	80,000
Shares redeemed	–	(140,000)
Net Change in Capital Shares	40,000	(60,000)

*	No prior year comparative period presented as the Trust did not have any operations as of June 30, 2025.

	Three Months Ended June 30, 2026*	Six Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$278,842	$589,850
Distributions for Shares redeemed	–	(1,742,355)
Net Change in Capital Transactions	$278,842	$(1,152,505)

*	No prior year comparative period presented as the Trust did not have any operations as of June 30, 2025.

 Solana purchased payable represents the quantity of solana purchased for the creation of Shares or Staking Rewards where the solana has not yet settled. Generally, solana is transferred within two Business Days of the trade date.

	June 30, 2026	December 31, 2025
(Unaudited)
Solana purchased payable	$–	$–

Solana sold receivable represents the quantity of solana sold for the redemption of Shares where the solana has not yet been settled. Generally, solana is transferred within two Business Days of the trade date.

	June 30, 2026	December 31, 2025
(Unaudited)
Solana sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2026 and December 31, 2025, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(Unaudited)	(Unaudited)
Net asset value per Share, beginning of period	$7.99	$12.47
Net investment income (loss)(1)	0.04	0.09
Net realized and change in unrealized gain (loss)(2)	(0.87)	(5.07)
Net decrease in net assets from operations	(0.83)	(4.98)

Less Distributions From
Net Investment Income	(0.04)	(0.37)
Total Distributions	(0.04)	(0.37)

Net asset value per Share, end of period	$7.12	$7.12

Total return, at net asset value(3)	(10.45)%	(40.21)%

Ratio to average net assets(4)
Net investment income	2.05%	1.99%
Gross expenses	0.46%	0.45%
Net expenses	0.46%	0.45%

*	No prior year comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.
(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.

8.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements than as described below.

On July 27, 2026, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on July 28, 2026 and ending on July 27, 2027.

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

The Trust’s investment objective is to seek to track the performance of solana, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s solana, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of solana in U.S. dollars. In seeking to achieve its investment objective, the Trust holds solana at its Custodians and values its Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the solana held by the Trust. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's solana, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind for solana. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TSOL”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

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

The rewards owed or paid to the Staking Services Provider reduce the amount of solana rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a low single-digit percentage of the overall rewards amount (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the Custodians’ own accounts. The Trust pays 10% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor, and retains the remainder.

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

Results of Operations

For the Three Months Ended June 30, 2026*

The Trust’s NAV decreased from $2,876,514 on March 31, 2026 to $2,847,364 on June 30, 2026, a 1.01% decrease. The decrease resulted primarily from a 10.95% decline in the price of solana, which fell from $82.66 on March 31, 2026 to $73.61 on June 30, 2026, partially offset by a net increase in outstanding Shares from 360,000 on March 31, 2026 to 400,000 on June 30, 2026, as a result of 40,000 Shares (4 Baskets) being created and 0 Shares (0 Baskets) being redeemed during the quarter. The Trust had 90.80% of its solana holdings staked as of June 30, 2026, with an average of 43.15% staked on a daily basis during the quarter.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(293,613), resulting from a net change in unrealized depreciation on investment in solana of $(296,506), a net realized loss of $0 from solana sold for redemptions, a net realized loss of $(10,572) from solana sold for distributions, a net realized loss of $(1,599) from solana sold to pay the Sponsor Fee, and a net realized loss of $(420) on in-kind liabilities paid, partially offset by a net investment income of $14,792 and a net change in unrealized appreciation on Sponsor Fee payable of $692. Net investment income comprised Staking Rewards of $18,105 less the Sponsor Fee of $1,503 and the Staking Fee of $1,810. In addition to net assets resulting from operations, the Trust paid total staking income distributions of $14,379 ($0.035949 per Share on June 29, 2026) to Shareholders during the quarter. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the quarter.

*	No prior year comparative period has been provided as the Trust did not have any operations as of June 30, 2025.

For the Six Months Ended June 30, 2026*

The Trust’s NAV decreased from $5,735,019 on December 31, 2025 to $2,847,364 on June 30, 2026, a 50.35% decrease. The decrease resulted primarily from a 40.62% decline in the price of solana, which fell from $123.97 on December 31, 2025 to $73.61 on June 30, 2026. The decrease was amplified by a net decrease in outstanding Shares from 460,000 on December 31, 2025 to 400,000 on June 30, 2026, as a result of 80,000 Shares (8 Baskets) being created and 140,000 Shares (14 Baskets) being redeemed during the period. The Trust had 90.80% of its solana holdings staked as of June 30, 2026, with an average of 41.96% staked on a daily basis during the period.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(1,600,591), resulting from a net change in unrealized depreciation on investment in solana of $(1,300,734), a net realized loss of $(232,315) from solana sold for redemptions, a net realized loss of $(97,043) from solana sold for distributions, a net realized loss of $(5,401) from solana sold to pay the Sponsor Fee, and a net realized loss of $(2,370) on in-kind liabilities paid, partially offset by a net investment income of $33,783 and a net change in unrealized appreciation on Sponsor Fee payable of $3,489. Net investment income comprised Staking Rewards of $41,460 less the Sponsor Fee of $3,531 and the Staking Fee of $4,146. In addition to net assets resulting from operations, the Trust paid total staking income distributions of $134,559 ($0.316871 per Share on February 13, 2026, $0.016962 per Share on March 30, 2026, and $0.035949 per Share on June 29, 2026) to Shareholders during the period. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the period.

*	No prior year comparative period has been provided as the Trust did not have any operations as of June 30, 2025.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell solana on an as-needed basis to pay the Sponsor Fee. On July 27, 2026, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on July 28, 2026 and ending on July 27, 2027.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025 and under “Part II, Item 1A. Risk Factors” of the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust did not redeem any Creation Baskets (comprising 0 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	-	$-	N/A
May 1, 2026 – May 31, 2026	-	$-	N/A
June 1, 2026 – June 30, 2026	-	$-	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TSOL” and have been listed since November 19, 2025.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended June 30, 2026.

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

Date: August 12, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2026

