Form 10-Q
period 2026-09-30
21Shares Solana Staking ETF
filed 2026-11-13
CIK 2028834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-42904

21Shares Solana Staking ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-6900299
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 W. 27th Street

New York, New York 10001

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of 21Shares Solana Staking ETF	TSOL	Cboe BZX Exchange, Inc.

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

The registrant had 860,000 outstanding shares as of November 6, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Solana Staking ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2026, for the period ended December 31, 2025 (the “Annual Report”), as supplemented by the risk factors disclosed in Part II, Item 1A of the Trust’s subsequent Quarterly Reports on Form 10-Q, or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s belief, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

21Shares Solana Staking ETF

Table of Contents

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1
Statements of Assets and Liabilities at September 30, 2026 (Unaudited) and December 31, 2025	1
Schedules of Investment at September 30, 2026 (Unaudited) and December 31, 2025	2
Statements of Operations for the three and nine months ended September 30, 2026 and for the period September 17, 2025 (initial seed creation date) through September 30, 2025 (Unaudited)	3
Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 and for the period September 17, 2025 (initial seed creation date) through September 30, 2025 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES SOLANA STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in solana, at fair value (cost $9,662,202 and $6,518,230 respectively)	$9,787,094	$5,770,226
Cash	65,868	–
Total assets	9,852,962	5,770,226

Liabilities
Distribution payable	65,868	–
Staking Fee payable	–	19,187
Sponsor Fee payable	1,024	8,334
Block rewards payable	–	7,686
Total liabilities	66,892	35,207
Commitments and contingent liabilities (Note 8)
Net assets	$9,786,070	$5,735,019

Net assets consist of
Paid-in-capital	$13,500,344	$9,882,665
Accumulated earnings (loss)	(3,714,274)	(4,147,646)
	$9,786,070	$5,735,019

Shares issued and outstanding, no par value, unlimited amount authorized	860,000	460,000
Net asset value per Share	$11.38	$12.47

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA STAKING ETF

SCHEDULES OF INVESTMENT

September 30, 2026 (Unaudited)

	Quantity of solana	Cost	Fair Value	% of Net Assets
Investment in solana*	83,507.6315	$9,662,202	$9,787,094	100.01%
Total investments	83,507.6315	$9,662,202	$9,787,094	100.01%
Liabilities in excess of other assets			(1,024)	(0.01)%
Net assets			$9,786,070	100.00%

December 31, 2025

	Quantity of solana	Cost	Fair Value	% of Net Assets
Investment in solana**	46,545.3446	$6,518,230	$5,770,226	100.61%
Total investments	46,545.3446	$6,518,230	$5,770,226	100.61%
Liabilities in excess of other assets			(35,207)	(0.61)%
Net assets			$5,735,019	100.00%

*	95.60% of solana held was staked as of September 30, 2026 - See Note 2.

**	95.55% of solana held was staked as of December 31, 2025 - See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA STAKING ETF

STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2026*	Nine Months Ended September 30, 2026*	For the period September 17, 2025 (initial seed creation date) through September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)
Investment Income
Staking Rewards	$60,683	$102,143	$–
Total income	60,683	102,143	–
Expenses
Sponsor Fee	2,624	6,155	–
Staking Fee	1,195	5,341	–
Total expenses	3,819	11,496	–
Less waiver and reimbursement	(2,303)	(2,303)	–
Net expenses	1,516	9,193	–
Net investment income	59,167	92,950	–

Realized and change in unrealized gain (loss)
Net realized loss on investment in solana sold to pay expenses	–	(7,771)	–
Net realized gain (loss) on investment in solana sold for income distribution	2,207	(94,836)	–
Net realized loss on investment in solana sold for cash redemptions	–	(232,315)	–
Net change in unrealized gain on other payable, related party	–	–	2
Net change in unrealized appreciation (depreciation) on investment in solana	2,173,630	872,896	(2)
Net change in unrealized gain (loss) on Sponsor Fee payable	(615)	2,874	–
Net realized and change in unrealized gain (loss)	2,175,222	540,848	–
Net increase in net assets resulting from operations	$2,234,389	$633,798	$–

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended September 30, 2026*	Nine Months Ended September 30, 2026*	For the period September 17, 2025 (initial seed creation date) through September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$2,847,364	$5,735,019	$–
Contributions for Shares issued	4,770,185	5,360,035	100
Distributions for Shares redeemed	–	(1,742,355)	–
Income distribution	(65,868)	(200,427)	–
Net investment income	59,167	92,950	–
Net realized loss on investment in solana sold to pay expenses	–	(7,771)	–
Net realized gain (loss) on investment in solana sold for income distribution	2,207	(94,836)	–
Net realized loss on investment in solana sold for cash redemptions	–	(232,315)	–
Net change in unrealized gain on other payable, related party	–	–	2
Net change in unrealized appreciation (depreciation) on investment in solana	2,173,630	872,896	(2)
Net change in unrealized gain (loss) on Sponsor Fee payable	(615)	2,874	–
Net assets, end of period	$9,786,070	$9,786,070	$100

Shares issued and redeemed
Shares issued	460,000	540,000	2
Shares redeemed	–	(140,000)	–
Net increase in Shares issued	460,000	400,000	2

*	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

The accompanying notes are an integral part of the financial statements.

21SHARES SOLANA STAKING ETF

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization

The 21Shares Solana Staking ETF (the “Trust”) is a Delaware statutory trust, formed on June 3, 2024, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 1. The Trust changed its name from Jura Pentium Trust 1 to 21Shares Core Solana Trust on June 27, 2024. On August 29, 2025, the Trust changed its name from 21Shares Core Solana Trust to 21Shares Solana ETF. On August 25, 2026, the Trust changed its name from 21Shares Solana ETF to 21Shares Solana Staking ETF. The Trust operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), and Anchorage Digital Bank (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “Solana Custodians”, “Custodians” and each a “Solana Custodian”) are the custodians for the Trust and hold all of the Trust’s solana on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TSOL”.

The Trust’s investment objective is to seek to track the performance of solana as measured by the performance of the FTSE Solana Index (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s solana, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. The Pricing Benchmark is calculated by FTSE International Limited (the “Pricing Benchmark Provider”) based on the volume weighted average price across qualifying solana spot markets. The Pricing Benchmark is designed to track the performance of solana in U.S. dollars. In seeking to achieve its investment objective, the Trust holds solana and values its Shares daily based on the Pricing Benchmark. Prior to August 27, 2026, the Trust used the CME CF Solana Dollar Reference Rate – New York Variant (the “Prior Pricing Benchmark”). On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust’s net asset value, the fair value measurement of the Trust’s solana, or the Trust’s results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

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

On October 1, 2025, the Sponsor, in its capacity as Seed Capital Investor, purchased Baskets comprising 20,000 Shares (the “Seed Creation Baskets”). In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with such purchase. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $439,859. On October 1, 2025, the Trust purchased solana with the proceeds of the Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “Solana Counterparty”) to acquire solana on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All solana acquired in connection with the Seed Creation Baskets is held by one or more of the Custodians. The residual amount from the capital contribution received in advance and proceeds from the purchase of the Seed Creation Baskets was returned to the Sponsor on October 2, 2025.

On July 27, 2026, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on July 28, 2026 and ending on July 27, 2027.

The statements of assets and liabilities and schedules of investment on September 30, 2026, and the statements of operations and changes in net assets for the three and nine months ended September 30, 2026 and the period September 17, 2025 (initial seed creation date) through September 30, 2025 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and nine months ended September 30, 2026 and for the period September 17, 2025 (initial seed creation date) through September 30, 2025, have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The following table presents information about the Trust’s assets measured at fair value as of September 30, 2026 (Unaudited) and December 31, 2025:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2026 (Unaudited)
Assets
Investment in solana	$9,787,094	$9,787,094	$–	$–

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in solana	$5,770,226	$5,770,226	$–	$–

The cost basis of the investment in solana recorded by the Trust for financial reporting purposes is the fair value of solana at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of solana for Share creations and the delivery of solana for Share redemptions or for payment of expenses in solana. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of Shares, settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in solana.

The Trust earns staking rewards by delegating a portion of its solana on the Solana Network’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with Coinbase Crypto Services, LLC (“Coinbase Crypto”), Figment Inc. (“Figment”) and Twinstake Ltd (“Twinstake” and collectively with Coinbase Crypto and Figment, the “Staking Services Providers”) to facilitate the staking of the Trust’s solana. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a low single digit percentage of the overall rewards amount (the “Staking Provider Consideration”). Staking rewards represent variable consideration based on a variety of factors such as the amount of the solana holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. The Trust retains control of its solana throughout the staking process. The delegation of solana for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the solana is not transferred to the validator or Staking Services Provider. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead earns net staking rewards, after the Staking Provider Consideration is deducted (“Staking Rewards”). The rewards owed or paid to the Staking Services Providers reduce the amount of staking rewards that are generated from the Trust’s staking activities (“Staking Activities”) that are available in the assets of the Trust. As such, the Trust presents staking rewards on a net basis, reflecting the transaction cost and only the portion of protocol rewards to which it is entitled. Staking Rewards are received in general daily at the Solana Custodians’ accounts, as earned. The unbonding period for staked solana is protocol-defined and may vary depending on network conditions. The Sponsor may request that the Trust’s staked solana be unstaked at any time, with the Trust’s solana becoming available for transfer upon completion of the applicable unbonding period. The Trust’s staked solana is unable to be moved on the blockchain or traded during this period.

The Trust recognizes Staking Rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Solana Custodian or other Staking Services Provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of solana), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Solana protocol, net of validator fees. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in solana, which represents non-cash consideration. Non-cash consideration is measured at fair value at the date of inception of each contract, in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the three months ended September 30, 2026, the Trust staked an average of 91.29% of its solana holdings on a daily basis. For the nine months ended September 30, 2026, the Trust staked an average of 58.58% of its solana holdings on a daily basis. As of September 30, 2026 and December 31, 2025, the Trust had staked 95.60% and 95.55%, respectively, of its solana holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

The Sponsor Fee payable is settled in solana. The liability is remeasured at each reporting date by reference to the fair value of the solana required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the fair value of the solana delivered is recognized in net realized gain (loss) on investment in solana sold to pay expenses.

In addition to staking rewards, validators on the Solana Network may earn block rewards, which are composed of transaction fees paid to the validator that produces and validates a block. Block rewards are not newly minted solana and are paid directly to validators, not to delegators. Block rewards earned by the Staking Services Providers in connection with the staking of the Trust’s solana accrete to the Trust. The Sponsor may, in its sole discretion, elect in the future to retain all or a portion of the block rewards that would otherwise accrete to the Trust.

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

During the nine months ended September 30, 2026, the Trust made cash distributions to Shareholders derived from a portion of the solana received as Staking Rewards from the Trust’s staking activities, including $114,074, or $0.316871 per Share, on February 13, 2026, $6,106, or $0.016962 per Share, on March 30, 2026 and $14,379, or $0.035949 per Share, on June 29, 2026 for an aggregate distributions paid of $134,559, or $0.369782 per Share. The Trust also declared a distribution of $65,868, or $0.076590 per Share on September 29, 2026. The distributions reduced the Trust’s solana holdings through the sale of solana to generate cash. As of September 30, 2026, the distribution declared on September 29, 2026 had not yet been paid and is reflected as Distribution payable of $65,868 on the Statements of Assets and Liabilities.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the value of the solana and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

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

Each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells solana (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the solana held in the Trust at the time of the sale and recognizes gain or loss on such sale. The Sponsor has reviewed the tax positions as of September 30, 2026, and December 31, 2025 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3.	Fair Value of solana

The following represents the changes in quantity and the fair value of solana during the nine months ended September 30, 2026 (Unaudited):

	Quantity of solana	Fair Value
Beginning balance as of January 1, 2026	46,545.3446	$5,770,226
Solana purchased for cash contributions	43,919.9644	4,584,942
Solana received for in-kind contributions	8,749.3539	775,092
Solana rewards received (net of Staking Provider Consideration)	1,073.2124	102,143
Solana sold for cash redemptions	(14,098.8377)	(1,742,355)
Solana sold to pay expenses and block rewards received	(377.6845)	(40,501)
Solana sold for income distribution	(2,303.7216)	(200,427)
Net realized loss on investment in solana sold to pay expenses	–	(7,771)
Net realized loss on investment in solana sold for income distribution	–	(94,836)
Net realized loss on investment in solana sold for cash redemptions	–	(232,315)
Net change in unrealized appreciation on investment in solana	–	872,896
Ending balance as of September 30, 2026	83,507.6315	$9,787,094

The following represents the changes in quantity and the fair value of solana during the three months ended September 30, 2026 (Unaudited):

	Quantity of solana	Fair Value
Beginning balance as of July 1, 2026	38,682.9429	$2,847,452
Solana purchased for cash contributions	38,918.3772	4,191,872
Solana received for in-kind contributions	5,836.6753	578,312
Solana rewards received (net of Staking Provider Consideration)	637.4587	60,683
Solana sold for cash redemptions	–	–
Solana sold to pay expenses and block rewards received	(13.3393)	(1,194)
Solana sold for income distribution	(554.4833)	(65,868)
Net realized loss on investment in solana sold to pay expenses	–	–
Net realized loss on investment in solana sold for income distribution	–	2,207
Net realized loss on investment in solana sold for cash redemptions	–	–
Net change in unrealized appreciation on investment in solana	–	2,173,630
Ending balance as of September 30, 2026	83,507.6315	$9,787,094

The following represents the changes in quantity and the fair value of solana for the period September 17, 2025 (initial seed creation date) through September 30, 2025 (Unaudited):

	Quantity of solana	Fair Value
Beginning balance as of September 17, 2025 (initial seed creation date)	–	$–
Solana purchased for cash contributions	0.5000	106
Solana received for in-kind contributions	–	–
Solana rewards received (net of Staking Provider Consideration)	–	–
Solana sold for cash redemptions	–	–
Solana sold to pay expenses and block rewards received	–	–
Solana sold for income distribution	–	–
Net realized loss on investment in solana sold to pay expenses	–	–
Net realized loss on investment in solana sold for income distribution	–	–
Net realized loss on investment in solana sold for cash redemptions	–	–
Net change in unrealized depreciation on investment in solana	–	(2)
Ending balance as of September 30, 2025	0.5000	$104

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor agreed to waive the entire Sponsor Fee for a period of one year beginning on July 28, 2026 and ending on July 27, 2027. Except for periods during which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in solana at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of solana payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred a Sponsor Fee for the three months and the nine months ended September 30, 2026, of $2,624 and $6,155, respectively. The Sponsor waived Sponsor Fee of $2,303 for each of the three and nine months ended September 30, 2026, resulting in a net Sponsor Fee of $321 and $3,852, respectively. The accrued liability as of September 30, 2026 and December 31, 2025, was $1,024 and $8,334, respectively.

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

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the initial listing of Shares on the Exchange, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense, if among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of solana as needed to pay the Sponsor Fee or Additional Trust Expenses.

In consideration for the Sponsor’s facilitation of staking, the Trust pays 10% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”) and retains the remainder. The Staking Fee is accrued in solana and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in solana at least quarterly in arrears. The Trust incurred a Staking Fee for the three months and the nine months ended September 30, 2026, of $1,195 and $5,341, respectively. The accrued liability as of September 30, 2026 and December 31, 2025, was $0 and $19,187, respectively.

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

	Three Months Ended September 30, 2026*	Nine Months Ended September 30, 2026*	For the period September 17, 2025 (initial seed creation date) through September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	460,000	540,000	2
Shares redeemed	–	(140,000)	–
Net Change in Capital Shares	460,000	400,000	2

*	No prior year comparative period presented as the Trust did not have any operations as of September 30, 2025.

	Three Months Ended September 30, 2026*	Nine Months Ended September 30, 2026*	For the period September 17, 2025 (initial seed creation date) through September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$4,770,185	$5,360,035	$100
Distributions for Shares redeemed	–	(1,742,355)	–
Net Change in Capital Transactions	$4,770,185	$3,617,680	$100

*	No prior year comparative period presented as the Trust did not have any operations as of September 30, 2025.

Solana purchased payable represents the quantity of solana purchased for the creation of Shares or Staking Rewards where the solana has not yet settled. Generally, solana is transferred within two Business Days of the trade date.

	September 30, 2026	December 31, 2025
(Unaudited)
Solana purchased payable	$–	$–

Solana sold receivable represents the quantity of solana sold for the redemption of Shares where the solana has not yet been settled. Generally, solana is transferred within two Business Days of the trade date.

	September 30, 2026	December 31, 2025
(Unaudited)
Solana sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2026 and December 31, 2025, the Sponsor owned 20,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(Unaudited)	(Unaudited)
Net asset value per Share, beginning of period	$7.12	$12.47
Net investment income(1)	0.10	0.21
Net realized and change in unrealized gain (loss)(2)	4.24	(0.85)
Net increase (decrease) in net assets from operations	4.34	(0.64)

Less Distributions From
Net Investment Income	(0.08)	(0.45)
Total Distributions	(0.08)	(0.45)

Net asset value per Share, end of period	$11.38	$11.38

Total return, at net asset value(3)	60.89%	(3.90)%

Ratio to average net assets(4)
Net investment income	4.44%	3.07%
Gross expenses	0.28%	0.38%
Net expenses	0.11%	0.30%

*	No prior year comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.

(1)	Calculated using average Shares outstanding method.

(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.

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

The Trust’s investment objective is to seek to track the performance of solana, as measured by the performance of the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s solana, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. The Pricing Benchmark is calculated by the Pricing Benchmark Provider based on the volume weighted average price across qualifying solana spot markets. The Pricing Benchmark is designed to track the performance of solana in U.S. dollars. In seeking to achieve its investment objective, the Trust holds solana and values its Shares daily based on the Pricing Benchmark. The Sponsor does not actively manage the solana held by the Trust. Prior to August 27, 2026, the Trust used the Prior Pricing Benchmark. On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust's net asset value, the fair value measurement of the Trust's solana, or the Trust's results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in kind for solana. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TSOL”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for a period of one year beginning on July 28, 2026 and ending on July 27, 2027. Except for periods during which the Sponsor Fee is being waived, the Sponsor Fee accrues daily and is payable in solana at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of solana payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

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

The Trust intends to pay cash distributions at least quarterly to Shareholders to distribute staking rewards earned by the Trust. The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of solana held by the Trust, the percentage of the Trust’s solana that is staked, network staking participation rates, protocol reward rates on the Solana network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter.

On the Solana network, in addition to staking rewards there are block rewards that are paid to validators. Block rewards are not newly minted solana from inflation but are composed of transaction fees, with half the fee being burned and the other half going to the validator who produces and validates the block. Validators also earn through inflation rewards for securing the network and may receive additional revenue from MEV. Validators are paid immediately upon block production, and delegators receive their share of rewards from the validator they stake with, usually at the end of an epoch. Block rewards earned by the Staking Services Providers in connection with the staking of the Trust’s solana accrete to the Trust. The Sponsor reserves the right, in its sole discretion, to elect in the future to retain all or a portion of the block rewards that would otherwise accrete to the Trust.

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

Results of Operations

For the Three Months Ended September 30, 2026*

The Trust’s Principal Market NAV increased from $2,847,364 on June 30, 2026 to $9,786,070 on September 30, 2026, a 243.69% increase. The increase in the Trust’s Principal Market NAV resulted primarily from a 59.22% increase in the price of solana, which rose from $73.61 on June 30, 2026 to $117.20 on September 30, 2026. The increase was further amplified by a net increase in outstanding Shares from 400,000 on June 30, 2026 to 860,000 on September 30, 2026, as a result of 460,000 Shares (46 Baskets) being created and zero Shares (0 Baskets) being redeemed during the quarter. The Trust had 95.60% of its solana holdings staked as of September 30, 2026, with an average of 91.29% staked on a daily basis during the quarter.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $2,234,389, resulting from a net change in unrealized appreciation on investment in solana of $2,173,630, a net realized gain of $2,207 from solana sold for income distribution, and a net investment income of $59,167, partially offset by a net change in unrealized depreciation on Sponsor Fee payable of $(615). Net investment income comprised Staking Rewards of $60,683 less the Sponsor Fee of $2,624 and the Staking Fee of $1,195, plus the Sponsor Fee waiver of $2,303. In addition to operations, the Trust declared a staking income distribution of $65,868, or $0.076590 per Share on September 29, 2026 to Shareholders during the quarter. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the quarter.

*	No prior year comparative period has been provided as the Trust did not have any operations as of September 30, 2025.

For the Nine Months Ended September 30, 2026*

The Trust’s Principal Market NAV increased from $5,735,019 on December 31, 2025 to $9,786,070 on September 30, 2026, a 70.64% increase. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in outstanding Shares from 460,000 on December 31, 2025 to 860,000 on September 30, 2026, as a result of 540,000 Shares (54 Baskets) being created and 140,000 Shares (14 Baskets) being redeemed during the period. The increase in the Trust’s Principal Market NAV was partially offset by a 5.46% decrease in the price of solana, which fell from $123.97 on December 31, 2025 to $117.20 on September 30, 2026. The Trust had 95.60% of its solana holdings staked as of September 30, 2026, with an average of 58.58% staked on a daily basis during the period.

Net increase in net assets resulting from operations for the nine months ended September 30, 2026 was $633,798, resulting from a net change in unrealized appreciation on investment in solana of $872,896, net investment income of $92,950 and a net change in unrealized appreciation on Sponsor Fee payable of $2,874, partially offset by a net realized loss of $(232,315) from solana sold for cash redemptions, a net realized loss of $(94,836) from solana sold for income distribution, and a net realized loss of $(7,771) from solana sold to pay expenses. Net investment income comprised Staking Rewards of $102,143 less the Sponsor Fee of $6,155 and the Staking Fee of $5,341, plus the Sponsor Fee waiver of $2,303. In addition to operations, the Trust paid a staking income distribution of $134,559 ($0.316871 per Share on February 13, 2026, $0.016962 per Share on March 30, 2026, and $0.035949 per Share on June 29, 2026). The Trust declared a staking income distribution of $65,868, or $0.076590 per Share on September 29, 2026 to Shareholders during the period. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the period.

*	No prior year comparative period has been provided as the Trust did not have any operations as of September 30, 2025.

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

The Sponsor is not required to pay Additional Trust Expenses, including certain extraordinary or non-recurring expenses described in Note 4 to the financial statements. The Trust will be responsible for such expenses to the extent incurred and not voluntarily assumed by the Sponsor. As described in Note 4, the Sponsor may, in its sole discretion, redesignate all or a portion of a Sponsor-paid Expense as an Additional Trust Expense, including if the Sponsor determines that the expense is extraordinary and non-recurring. The Sponsor Fee is payable in solana, and the Sponsor directs a Custodian to transfer solana to the Sponsor to satisfy the accrued fee. The Trust may sell solana as needed to pay other expenses for which it is responsible. On July 27, 2026, the Sponsor agreed to voluntarily waive the Sponsor Fee for a period of one year beginning on July 28, 2026 and ending on July 27, 2027.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K filed on March 30, 2026 for the period ended December 31, 2025 and under “Part II, Item 1A. Risk Factors” of the Trust’s Quarterly Report on Form 10-Q filed on May 15, 2026 for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust did not redeem any Creation Baskets during the quarter ended September 30, 2026.

Market Information

The Shares are listed on the Exchange under the symbol “TSOL” and have been listed since November 19, 2025.

Holders

As of September 30, 2026, there was approximately one DTC participating Shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement.
3.2(3)	Amendment No. 1 to Trust Agreement
3.3(4)	Amended and Restated Trust Agreement.
3.4(5)	Second Amended and Restated Trust Agreement.
3.5(2)	Certificate of Trust.
3.6(2)	Certificate of Amendment to Certificate of Trust.
3.7(3)	Certificate of Amendment to Certificate of Trust.
3.8(5)	Certificate of Amendment to Certificate of Trust.
10.1(5)†	Benchmark Licensing Agreement, dated as of August 20, 2026, between the Sponsor and FTSE International Limited.
10.2(5)	Amendment No. 1 to the Sponsor Agreement, dated as of August 26, 2026, between the Trust and the Sponsor.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Registration Statement on Form S-1, filed on June 28, 2024.
(3)	Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1, filed on September 29, 2025.
(4)	Incorporated by reference to the Trust’s Quarterly Report on Form 10-Q, filed on December 31, 2025.
(5)	Incorporated by reference to the Trust’s Current Report on Form 8-K, filed on August 26, 2026.

†	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the omitted information is (i) not material and (ii) the registrant customarily and actually treats that information as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Solana Staking ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2026